Form 10-K
period 2002-12-31
DILLARD ASSET FUNDING CO
filed 2003-04-01
CIK 1073430

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Fiscal Year Ended: December 31, 2002

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _____ to _____

                       Commission file numbers 333-67855


                         Dillard Asset Funding Company
------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                         Delaware                88-0352714
----------------------------------------  ------------------------------------
     (State or Other Jurisdiction of           (IRS Employer
      Incorporation or Organization)      Identification Number)

            c/o Chase Manhattan Bank USA, N.A.
                500 Stanton Christiana Rd.
                      POS4/3rd Floor
                     Newark, Delaware                            19713
----------------------------------------  ------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                (302) 575-5000
------------------------------------------------------------------------------
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class        Name of Each Exchange of Which Registered
                   NONE                                  N/A

Securities registered pursuant to Section 12(g) of the Act:
                   NONE
             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes /__/ No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         Dillard Credit Card Master Trust I is a trust that has issued certificates of beneficial interest in the trust assets.

                     DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None.

Introductory Note

         Dillard Credit Card Master Trust I, (the "Trust"), was formed pursuant to a Pooling and Servicing Agreement, as amended (the "Agreement") between Dillard Asset Funding Company, as transferor, Dillard National Bank, as servicer, and an unrelated trustee (the "Trustee"). The registrant will file reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in the SEC no-action letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of Chase Manhattan Credit Card Trust 1990-A ("No-Action Letter"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         The Dillard Credit Card Master Trust I is the Issuer of Floating Rate Class A Asset Backed Certificates Series 2000-1 (the "2000-1 Certificates") and 3.80% Class A Asset Backed Certificates Series 2002-2 (the "2002-2 Certificates" together with the 2000-1 Certificates, the "Certificates").

Part I

Item 1.        Business

         Omitted.

Item 2.        Properties

         Pursuant to the Agreement, Dillard Asset Funding Company has transferred to the Trust from time to time the receivables (the "Receivables") arising in certain designated credit card accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $105 million. Net Charge-offs were $85 million for the same period. As of December 31, 2002, Accounts designated for the Master Trust having an aggregate balance of $51 million, or 3.50% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $19 million, or 1.30% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $39 million or 2.64% of all Receivables, were delinquent 90 days or more.

Item 3.        Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee, Dillard Asset Funding Company and Dillard National Bank.

Item 4.        Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of certificateholders during the fiscal year covered by this report.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

         To the knowledge of the registrant, the Certificates are traded on the Luxembourg Stock Exchange.

         As of December 31, 2002, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. In accordance with the No-Action Letter, the registrant considers holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

           Series                                     No. of Holders
           ------                                     --------------
           2000-1   Certificates                             4

           2002-2 Certificates                               6

Item 6.  Selected Financial Data
         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of
Certificates:


                                                                          Original Certificate
                     Name & Address of Participant                        Principal Balance              % of Class
-------------------- ---------------------------------------------------- ------------------------------ -------------

Series 2000-1        Boston Safe Deposit & Trust Company                  $44,000,000                    22%
Certificate          Mellon Trust
                     525 William Penn Place, Ste. 3148
                     Pittsburgh, PA  15259
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     Deutsche Bank Trust Company Americas                 $48,000,000                    24%
                     648 Grassmere Park Road
                     Nashville, TN  37211
-------------------- ---------------------------------------------------- ------------------------------ -------------



                     HSBC USA Omnibus                                     $20,000,000                    10%
                     140 Broadway - Level A
                     New York, NY  10015
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     JPMorgan Chase Bank                                  $88,000,000                    44%
                     14201 Dallas Parkway
                     Dallas, TX  75254
-------------------- ---------------------------------------------------- ------------------------------ -------------
Series 2002-2        Barclays London                                      $15,000,000                    7.5%
Certificate          222 Broadway
                     New York, NY  10038
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     Boston Safe Deposit & Trust Company                  $75,000,000                    37.5%
                     Mellon Trust
                     525 William Penn Place, Ste. 3148
                     Pittsburgh, PA  15259
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     Citibank, N.A.                                       $20,000,000                    10%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     Deutsche Bank Trust Company Americas                 $13,000,000                    6.5%
                     648 Grassmere Park Road
                     Nashville, TN  37211
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     JPMorgan Chase Bank                                  $34,000,000                    17%
                     14201 Dallas Parkway
                     Dallas, TX  75254
-------------------- ---------------------------------------------------- ------------------------------ -------------
                     UBS Warburg LLC                                      $43,000,000                    21.5%
                     1000 Harbor Blvd.
                     8th Floor
                     Weekhawken, NJ  07087
-------------------- ---------------------------------------------------- ------------------------------ -------------


Item 13. Certain Relationships and Related Transactions

         Omitted.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number  Description
         --------------  -----------
         99.1 Annual Servicer's Certificate pursuant to Section 3.5 of the Agreement.

         99.2          Annual Independent Accountants Report pursuant to
                       Section 3.6 of the Agreement.


         (b) Reports on Form 8-K.


                  The following reports on Form 8-K were filed by the registrant during the last quarter of 2002:

                   Items
Date               Reported  Financial Statements
October 7, 2002    5, 7      Monthly Reports to certificateholders
                             dated January 16, 2002,
                             February 15, 2002, March 15, 2002,
                             April 15, 2002, May 15, 2002,
                             June 17, 2002, July 15, 2002
                             and August 15, 2002
October 10, 2002   5, 7      Monthly Report to certificateholders
                             dated September 16, 2002
November 21, 2002  5, 7      Monthly Report to certificateholders
                             dated October 15, 2002
December 19, 2002  5, 7      Monthly Report to certificateholders
                             dated November 15, 2002

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003

                               DILLARD ASSET FUNDING COMPANY

                               By: Administrator


                               By: /s/ Sherrill E. Wise
                                   -----------------------------------------
                                   Name:  Sherrill E. Wise
                                   Title:  Administrator

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to certificateholders subsequent to the filing of this report.

                                 CERTIFICATION

         I, Sherrill Wise, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Dillard Credit Card Master Trust I;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.



Date: March 31, 2003
      -----------------

/s/ Sherrill Wise
-----------------------
Signature: Sherrill Wise
Title:  Administrator

                               INDEX TO EXHIBITS

Exhibit Number:  Description:
---------------  ------------
99.1             Annual Servicer's Certificate pursuant to
                 Section 3.5 of the Agreement.

99.2             Annual Independent Accountants Report pursuant to
                 Section 3.6 of the Agreement.