Form 10-K
period 2003-12-31
DILLARD ASSET FUNDING CO
filed 2004-03-31
CIK 1073430

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Fiscal Year Ended: December 31, 2003

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____ to _____

                       Commission file numbers 333-67855


                         Dillard Asset Funding Company
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                    88-0352714
----------------------------------------   ------------------------------------
 (State or Other Jurisdiction of           (IRS Employer Identification Number)
 Incorporation or Organization)

   c/o Chase Manhattan Bank USA, N.A.
       500 Stanton Christiana Rd.
             POS4/3rd Floor
            Newark, Delaware                           19713
----------------------------------------   ------------------------------------
(Address of principal executive offices)             (Zip Code)

                                (302) 575-5000
-------------------------------------------------------------------------------
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange of Which Registered
            NONE                                        N/A

Securities registered pursuant to Section 12(g) of the Act:
                           NONE
                     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes / / No /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

     The aggregate Investor Default Amount for the year ended December 31, 2003 was $118 million. Net Charge-offs were $98 million for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $36 million, or 3.11% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $14 million, or 1.18% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $28 million or 2.43% of all Receivables, were delinquent 90 days or more.

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

     As of December 31, 2003, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. In accordance with the No-Action Letter, the registrant considers holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

          Series                           No. of Holders
          ------------------------------   --------------

          2000-1   Certificates                  5

          2002-2   Certificates                  9

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

     Omitted.

Item 11. Executive Compensation

     Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Certificates:


                                                                    Original Certificate
                     Name & Address of Participant                    Principal Balance           % of Class
                     -----------------------------                  --------------------          ----------

Series 2000-1        Mellon Trust of New England                      $44,000,000                    22%
Certificate          525 William Penn Place, Ste. 3148
                     Pittsburgh, PA  15259

                     Deutsche Bank Trust Company Americas             $48,000,000                    24%
                     648 Grassmere Park Road
                     Nashville, TN  37211

                     HSBC USA Omnibus                                 $20,000,000                    10%
                     140 Broadway - Level A
                     New York, NY  10015




                     JPMorgan Chase Bank                              $83,000,000                    42%
                     14201 Dallas Parkway
                     Dallas, TX  75254

Series 2002-2        Citibank, N.A.                                   $20,000,000                    10%
Certificate          3800 Citibank Center B3-15
                     Tampa, FL  33610

                     Deutsche Bank Trust Company Americas             $13,000,000                    6.5%
                     648 Grassmere Park Road
                     Nashville, TN  37211

                     JPMorgan Chase Bank                              $32,000,000                    16%
                     14201 Dallas Parkway
                     Dallas, TX  75254

                     State Street Bank & Trust                        $90,500,000                    45.2%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA  02171

                     UBS Investment Bank                              $43,000,000                    21.5%
                     299 Park Avenue
                     New York, NY  10171


Item 13. Certain Relationships and Related Transactions

     Omitted.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

            Exhibit Number     Description
            ----------------   -----------------------------------------
            99.1               Annual Servicer's Certificate pursuant to
                               Section 3.5 of the Agreement.

            99.2 Annual Independent Accountants' Report pursuant to Section 3.6 of the Agreement.


     (b)  Reports on Form 8-K.

          The following reports on Form 8-K were filed by the registrant during the last quarter of 2003:

Date                   Items Reported      Financial Statements
----                   --------------      --------------------
October 15, 2003       5, 7                Monthly Report to certificateholders
                                           dated September 15, 2003
November 12, 2003      5, 7                Monthly Report to certificateholders
                                           dated October 15, 2003
December 10, 2003      5, 7                Monthly Report to certificateholders
                                           dated November 17, 2003

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2004


                         DILLARD ASSET FUNDING COMPANY

                         By: Administrator


                         By: /s/ Sherrill E. Wise
                             ---------------------------------
                             Name:  Sherrill E. Wise
                             Title:  Administrator

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


Date: March 30, 2004


/s/ Sherrill Wise
-------------------------
Signature: Sherrill Wise
Title:  Administrator

                               INDEX TO EXHIBITS

Exhibit Number:       Description:
-------------------   ---------------------------------------------------------

99.1 Annual Servicer's Certificate pursuant to Section 3.5 of the Agreement.

99.2                  Annual Independent Accountants' Report pursuant to
                      Section 3.6 of the Agreement.